Form 10-K
period 2000-12-31
REVOLVING HOME EQUITY LOAN ASSET BACKED NOTES SERIES 2000-D
filed 2001-03-30
CIK 1129110

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    ------

                                   FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:  December 31, 2000
                                 -----------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                        -------------    ------------

                     Commission file number: 333-38686-01
                                             ------------

                                  CWABS, Inc.
         Revolving Home Equity Loan Asset Backed Notes, Series 2000-D
         ------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            Delaware                                    95-4596514
-------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

c/o    Wilmington Trust Company
       Rodney Square North
       1100 North Market Street
       Wilmington, Delaware                              19890-0001
-------------------------------              -----------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (312) 407-1902
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes _X_   No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                          --------------

State the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2000: Not applicable
                                       --------------

DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     * * *

     This Annual Report on Form 10-K (the "Report") is filed with respect to CWABS Master Trust, a Delaware business trust (the "Trust"), which issued the CWABS, Inc., Revolving Home Equity Loan Asset Backed Notes, Series 2000-D (the "Notes) out of the Series 2000-D subtrust (the "Subtrust") pursuant to the indenture dated as of November 28, 2000 (the "Indenture") between the Trust and Bank One, National Association, as indenture trustee (the "Indenture Trustee"). The Trust, CWABS, Inc., as depositor (the "Company"), Countrywide Home Loans, Inc., as seller and master servicer (the "Master Servicer") and the Trust also entered into a Sale and Servicing Agreement dated as of November 28, 2000 relating to the Notes (the "Sale and Servicing Agreement"). The Subtrust was created by the Series 2000-D Trust Supplement (the "Series 2000-D Trust Supplement") dated as of November 28, 2000 between the Company and Wilmington Trust Company as owner trustee (the "Owner Trustee") to the Master Trust Agreement (the "Master Trust Agreement" and, together with the Series 2000-D Trust Supplement, the "Trust Agreement") dated as of August 28, 2000 among the Company, Wilmington Trust Company and Countrywide Home Loans, Inc. Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances, including, but not limited to, the relief granted to CWMBS, Inc. (February 3, 1994) (collectively, the "Relief Letters").

                                    PART I

ITEM 1.   BUSINESS

          Not applicable in reliance on the Relief Letters.

ITEM 2.   PROPERTIES

          Not applicable in reliance on the Relief Letters.

ITEM 3.   LEGAL PROCEEDINGS

          There were no material pending legal proceedings relating to the Trust or the Subtrust to which any of the Trust (for the Subtrust), the Indenture Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of Noteholders, and no Noteholder consent was solicited during the fiscal year covered by this Report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) There is no established public trading market for the Notes.

          (b) At December 31, 2000, there were less than 300 holders of record of the Notes.

          (c) Not applicable. (Information as to distributions to Noteholders is provided in the Registrant's monthly filings on Form 8-K.)

ITEM 6.   SELECTED FINANCIAL DATA

          Not applicable in reliance on the Relief Letters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Not applicable in reliance on the Relief Letters.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not applicable in reliance on the Relief Letters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not applicable in reliance on the Relief Letters.

ITEM 11.  EXECUTIVE COMPENSATION

          Not applicable. See the Relief Letters.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a) Not applicable in reliance on the Relief Letters.

          (b) Not applicable in reliance on the Relief Letters.

          (c) Not applicable in reliance on the Relief Letters.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a) Not applicable in reliance on the Relief Letters.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                         (a) (1) Pursuant to the Sale and Servicing Agreement,
                    the Master Servicer is required to deliver an annual statement as to compliance with the provisions of the Sale and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer"). The Master Servicer is also required to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Sale and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Statement of the Master Servicer is included as Exhibit 99.1 to this Report. The Annual Report of the Firm of Accountants is required to be delivered by May 31 in each year, beginning May 31, 2001. The Registrant hereby undertakes to file the Annual Report of the Firm of Accountants as an Exhibit to a Form 10-K/A amending this Form 10-K promptly following the date on which such report becomes available.

               (2)  Not applicable.

               (3)  The required exhibits are as follows:

                                        Exhibit 3(i): Copy of Company's
                    Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-11095)).

                                        Exhibit 3(ii): Copy of Company's
                    By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-11095)).

                                        Exhibit 4: Sale and Servicing
                    Agreement, Indenture and Trust Agreement (Filed as part of the Registrant's Current Report on Form 8-K dated December 14, 2000).

                                        Exhibit 4(i): Sale and Servicing
                    Agreement (filed as part of the Registrant's Current Report on Form 8-k dated December 14, 2000).

                                        Exhibit 4(ii): Indenture (filed as
                    part of the Registrant's Current Report on Form 8-k dated December 14, 2000).

                                        Exhibit 4(iii): Trust Agreement (filed
                    as part of the Registrant's Current Report on Form 8-k dated December 14, 2000).

                                        Exhibit 99.1: Annual Statement of the
                    Master Servicer.

                                        Exhibit 99.2: Annual Report of the
                    Firm of Accountants

                         (b) Current Reports on Form 8-K filed during the
                    quarter ending December 31, 2000:

                             None.

                         (c) See subparagraph (a)(3) above.

                         (d) Not applicable. See the Relief Letters.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Noteholders. See the Relief Letters.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CWABS, INC.,
                        REVOLVING HOME EQUITY LOAN ASSET BACKED
                        NOTES, SERIES 2000-D

                        By:    Wilmington Trust Company,
                               not in its individual capacity but soley as Owner Trustee of CWABS Master Trust (Series 2000-D Subtrust)


                        By:    ----------------------------
                               Name:
                               Title:

                             Date: March __, 2001



_____________





                                 EXHIBIT INDEX
                                                                      Sequential
Exhibit  Document                                                    Page Number

3(i)          Company's Certificate of Incorporation (Filed as an Exhibit to
          Registration Statement on Form S-3 (File No. 33-11095)) *

3(ii)         Company's By-laws (Filed as an Exhibit to Registration
          Statement on Form S-3 (File No. 33-11095)) *

4             Sale and Servicing Agreement, Indenture and Trust Agreement
          (Filed as part of the Company's Current Report on Form 8-K dated December 14, 2000) *

4(i)          Sale and Servicing Agreement (filed as part of the Registrant's
          Current Report on Form 8-k dated December 14, 2000).

4(ii)         Indenture (filed as part of the Registrant's Current Report on
          Form 8-k dated December 14, 2000).

4(iii)      Trust Agreement (filed as part of the Registrant's Current
          Report on Form 8-k dated December 14, 2000).


99.1      Annual Statement of the Master Servicer.............................11



---------------
*        Incorporated herein by reference.

                                 EXHIBIT 99.1

                         COUNTRYWIDE HOME LOANS, INC.


                             OFFICERS' CERTIFICATE
                    ANNUAL STATEMENT OF THE MASTER SERVICER

                                  CWABS, INC.
                          REVOLVING HOME EQUITY LOAN
                       ASSET BACKED NOTES, SERIES 2000-D

     The undersigned do hereby certify that they are each an officer of Countrywide Home Loans, Inc. (the "Master Servicer") and do hereby further certify pursuant to Section 3.09 of the Sale and Servicing Agreement for the above-captioned Series (the "Agreement") that:

     (i) A review of the activities of the Master Servicer during the preceding fiscal year and of the performance of the Master Servicer under the Agreement has been made under our supervision; and

     (ii) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year.

/s/ Thomas H. Boone                                  Dated:  March __, 2001
-----------------------------
Name:  Thomas H. Boone
Title: Managing Director,
         Portfolio Management

/s/ Michael Muir                                     Dated:  March __, 2001
-----------------------------
Name:  Michael Muir
Title: Senior Vice President